Form 10-Q
period 1999-06-30
TRANSTEL PASS THROUGH TRUST
filed 2000-03-30
CIK 1098902

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549



                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the Quarterly Period Ended June 30, 1999

                                       or

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                        Commission File Number 333-49871



                          Transtel Pass Through Trust
             (Exact name of Registrant as specified in its charter)


                Delaware                               52-6875613
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification  No.)



     c/o Wilmington Trust Company
     Rodney Square North
     1100 North Market Street
     Wilmington, Delaware                               19890-0001
   (Address of principal executive office)              (Zip Code)

                                (302) 651-10000
              (Registrant's telephone number, including area code)


                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report date)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No ____
                       ----


                   The Index of Exhibits appears on page I-1.

================================================================================

                          TRANSTEL PASS THROUGH TRUST


                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited):

         Statements of Assets and Undivided Interests as of December 31, 1998
         and June 30, 1999..............................................................    3

         Statements of Distributable Income and Changes in Undivided Interests
         for the three and six months ended June 30, 1998 and June
         30, 1999.......................................................................    4

         Statements of Cash Flow for the six months ended June 30, 1998
         and June 30, 1999..............................................................    5

         Notes to Financial Statements..................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations..................................................................    8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................    9

Item 2.  Changes in Securities and Use of Proceeds......................................    9

Item 3.  Defaults Upon Senior Securities................................................    9

Item 4.  Submission of Matters to a Vote of Security Holders............................    9

Item 5.  Other Information..............................................................    9

Item 6.  Exhibits and Reports on Form 8-K...............................................    9

Signatures..............................................................................   10

Exhibit Index...........................................................................  I-1

Item 1.

                          TRANSTEL PASS THROUGH TRUST
                  STATEMENTS OF ASSETS AND UNDIVIDED INTERESTS
                             (Thousands of Dollars)



                                              December 31, 1998   June 30, 1999
                                              -----------------   -------------
                  ASSETS
Receivable - Senior Notes due 2007
  from Transtel S.A.........................           $150,000       $150,000
Accrued interest income.....................              3,658          3,500
                                                       --------       --------
Total assets................................           $153,658       $153,500
                                                       ========       ========

UNDIVIDED INTERESTS OF CERTIFICATEHOLDERS...           $153,658       $153,500
                                                       ========       ========


    The accompanying notes are an integral part of the financial statements.

                          TRANSTEL PASS THROUGH TRUST
                     STATEMENTS OF DISTRIBUTABLE INCOME AND
                         CHANGES IN UNDIVIDED INTERESTS
                             (Thousands of Dollars)



                                                            For the Three                                For the Six
                                                             Months Ended                                Months Ended
                                                               June  30,                                   June  30,
                                            -------------------------------------      --------------------------------------
                                                         1998               1999                    1998                1999
                                                         ----               ----                    ----                ----

Distributable income - interest income                $  4,781           $  5,312                $  9,477            $ 10,446
Undivided interests of Certificateholders:
    Beginning of period........................        157,977            158,792                 153,281             153,658
    Income distributed to Certificateholders...        ( 9,558)           (10,604)                 (9,558)            (10,604)
                                                      --------           --------                --------            --------
End of period..................................       $153,200           $153,500                $153,200            $153,500
                                                      ========           ========                ========            ========

    The accompanying notes are an integral part of the financial statements.

                          TRANSTEL PASS THROUGH TRUST
                            STATEMENTS OF CASH FLOW
                            (Thousands of Dollars)


                                                                             For the Six
                                                                             Months Ended
                                                                              June  30,
                                                              -----------------------------------------
                                                                         1998                  1999
                                                                         ----                  ----
  Cash flows from operating activities:
  Distributable income......................................             $ 9,477               $ 10,446
  Adjustments to reconcile distributable income
    to net cash provided by operations:
     Accrued interest income................................                  81                    158
                                                                         -------               --------
    Net cash provided by financing activities...............               9,558                 10,604
                                                                         -------               --------
  Cash flows from operating activities:
     Income distributed to Certificateholders...............              (9,558)               (10,604)
                                                                         -------               --------
                                                                         $(9,558)              $(10,604)
                                                                         -------               --------
  Cash flows used by investing activities:
     Net change in cash.....................................                   -                      -
     Cash at beginning of period............................                   -                      -
     Cash at end of period..................................             $     -               $      -
                                                                         =======               ========


    The accompanying notes are an integral part of the financial statements.

                          TRANSTEL PASS THROUGH TRUST

                         NOTES TO FINANCIAL STATEMENTS

   Note 1 - Nature of Operations

   Transtel Pass Through Trust (the "Trust") is a statutory business trust, created under Delaware law pursuant to a trust agreement and the filing of a certificate of trust with the Delaware Secretary of State on October 20, 1997. The Trust is governed by the Amended and Restated Pass Through Trust Agreement, dated October 28, 1997, among Transtel, S.A., Wilmington Trust Company, as pass through trustee, and the holders of the certificates (the "Certificateholders"), as amended by First Amendment to Amended and Restated Pass Through Trust Agreement, dated November 24, 1998. The Trust exists for the exclusive purposes of (i) issuing and selling the certificates, (ii) using the proceeds from the sale of the certificates to acquire the Senior Notes, and (iii) engaging in only those other activities necessary or incidental thereto. Accordingly, the Senior Notes and related accrued interest will be the sole assets of the Trust and payments received in respect of the Senior Notes will be the sole source of revenue of the Trust.

   On October 28, 1997, the Trust sold $150 million of certificates representing pro rata interests in the assets of the Trust (the "Certificates"). Concurrently, the Trust used the proceeds of the sale to purchase $150 million of 12 1/2% Senior Notes due 2007 (the "Senior Notes") issued by Transtel S.A.


   Note 2 - Significant Accounting Policies

   Basis of presentation

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amount of distributable income, assets and liabilities and disclosure of contingencies. Actual results could differ from these estimates.

   The Trust maintains its books and records on a cash basis. The accompanying financial statements contain adjustments, not recorded in the Trust's accounting records, to reflect the accrual method of accounting. The accompanying statements of assets and undivided interests and the statements of distributable income and changes in undivided interests and of cash flow are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited annual financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

   Interest income

   Interest income is recorded on the accrual method using the contractual rate of interest on the Senior Notes, including additional interest when applicable.

   Administrative expenses

   Administrative expenses of the Trust are paid by the Company and are not recorded in the financial statements of the Trust.


   Note 3 - 12 1/2% Senior Notes due 2007

   The Senior Notes bear interest at a rate of 12 1/2% per annum payable semiannually in cash on May 1 and November 1 of each year commencing May 1, 1998. Interest distributions received on each May 1 and November 1 will be paid to the persons who are the registered Certificateholders on the April 15 and October 15, as the case may be, immediately preceding such interest payment date. Certain additional interest clauses may increase the interest rate by a maximum of 2% for certain periods of time. The interest rates in effect at June 30, 1998 and June 30, 1999 were 13% and 14 1/2%, respectively. Each Certificateholder will be entitled to receive a pro rata share of any payments received by, or on behalf of, the pass through trustee or on behalf of the Trust in respect of the Senior Notes.

   The Senior Notes are redeemable, in whole or in part, at the option of Transtel S.A., on or after November 1, 2002, at the following redemption prices plus accrued and unpaid interest to the date of redemption:

                        12-month period                     Redemption
                     commencing November 1                     Price
                     ---------------------                  ----------
                         2002..........................      106.250%
                         2003..........................      104.688
                         2004..........................      103.125
                         2005..........................      101.565
                         2006 and thereafter...........      100.000

   In addition, in the event of the sale by Transtel of at least $25 million of its capital stock in one or more public equity offerings or to one or more strategic equity investors, as defined, on or prior to November 1, 2000, Transtel may, at its option, use the net cash proceeds of such sale or sales to redeem up to 35% of the Senior Notes at a redemption price of 112 1/2% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. Upon a change of control, Transtel will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, to the date of repurchase.

   Note 4 - Federal Income Tax

   The Trust is classified as a grantor trust for federal income tax purposes, and therefore is not taxable. Each Certificateholder will be treated as the owner of a pro rata undivided interest in each of the assets in the Trust.

Item 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


   The following is a discussion of the financial condition and results of operations of Transtel Pass Through Trust (the "Trust") as of June 30, 1998 and June 30, 1999. The discussion should be read in conjunction with the Interim Financial Statements of the Trust and the notes included. The following discussion gives all amounts in thousands of U.S. Dollars.

General

   The Trust is a statutory business trust, created under Delaware law pursuant to a trust agreement and the filing of a certificate of trust with the Delaware Secretary of State on October 20, 1997. The Trust, a special purpose business trust, issued $150 million aggregate principal amount of 12 1/2% Pass Through Trust Certificates due 2007 (the "Certificates"). Each Certificate represents a pro rata interest in all of the assets of the Trust, including the 12 1/2% Senior Notes due 2007 (the "Senior Notes") issued by Transtel S.A., a Colombian corporation, and all payments of principal, interest, redemption premium, if any, and additional amounts, if any, made in respect of the Senior Notes. The Senior Notes were issued under an indenture dated October 28, 1997, between Transtel S.A. and HSBC Bank USA (formerly know as Marine Midland Bank), as indenture trustee, as amended by First Amendment and Waiver to Indenture, dated as of July 13, 1998.

   The Trust is governed by the Amended and Restated Pass Through Trust Agreement, dated October 28, 1997, among the Trust, Wilmington Trust Company, as pass through trustee (including any successor pass through trustee), and the holders of the Certificates (the "Certificateholders"), as amended by First Amendment to Amended and Restated Pass Through Trust Agreement, dated November 24, 1998. HSBC Bank USA is the paying agent and certificate registrar. The Trust exists for the exclusive purposes of (i) issuing and selling the Certificates,
(ii) using the proceeds from the sale of the Certificates to acquire the Senior Notes and (iii) engaging in only those other activities necessary or incidental thereto (such as registering the transfer of the Certificates, soliciting directions from the Certificateholders and taking such actions as the Certificateholders owning a majority of the principal amount of the Certificates direct. The Senior Notes and related accrued interest are the sole assets of the Trust, and payments received in respect of the Senior Notes are the sole source of revenue of the Trust.

Six months ended June 30, 1998 and June 30, 1999


   As of June 30, 1999 the assets of the Trust consist of $150,000,000 aggregate principal amount of the Senior Notes and $3,500,000 related interest accrued since May 1, 1999 related to the Senior Notes. Distributable income in all periods consists solely of interest earned on the Senior Notes. Although the stated interest rate on the Senior Notes is 12 1/2%, additional interest, up to a total a 14 1/2%, was due until Transtel S.A. completed a registered exchange offer relating to the Senior Notes. The interest rates in effect at June 30, 1998 and 1999 were 13 1/2% and a 14 1/2%, respectively. Transtel S.A.'s exchange offer was completed on July 8, 1999 and the interest rate on the Senior Notes reverted to 12 1/2% on that date.

   All payments to the Certificateholders are dependent upon the payments of Transtel S.A. on the Senior Notes. For information with respect to Transtel S.A., its business and its financial results, see the publicly available reports filed by Transtel S.A. with the Securities and Exchange Commission.

                           Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

               The Trust is currently not party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

               Not applicable.

Item 3.  Defaults upon Senior Securities.

               Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

               Not applicable.

Item 5.  Other Information.

               Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a.)  Exhibits.

               The following Exhibits are filed or incorporated by reference herewith:

         Exhibit 4.1 Indenture, dated as of October 28, 1997, between Transtel S.A. and HSBC Bank USA (formerly known as Marine Midland
                       Bank), as Indenture Trustee, as amended by First Amendment and Waiver to Indenture, dated as of July 13, 1998 (incorporated by reference to Exhibit 4.1 of Transtel S.A. and the Trust's Form F-4 registration statement, as amended by Post-effective Amendment No. 1 to F-4 filed on June 24, 1999).

         Exhibit 10.1 Trust Agreement of Transtel Pass Through Trust dated as of October 28, 1997, among the Trust, Transtel S.A., as depositor, and Wilmington Trust Company (incorporated by reference to Exhibit 4.4 of Transtel S.A. and the Trust's Form F-4 registration statement, as amended by Post-effective Amendment No. 1 to F-4 filed on June 24, 1999).

         Exhibit 10.2 Amended and Restated Pass Through Trust Agreement, dated as of October 28, 1997, among the Trust, Transtel S.A., as depositor, Wilmington Trust Company, as pass through trustee, and HSBC Bank USA (formerly known as Marine Midland Bank), as registrar and paying agent, as amended by First Amendment to Amended and Restated Pass Through Trust Agreement, dated November 24, 1998 (incorporated by reference to Exhibit 4.5 of Transtel S.A. and the Trust's Form F-4 registration statement, as amended by Post-effective Amendment No. 1 to F-4 filed on June 24, 1999).

         Exhibit 27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

         (b.)     Reports on Form 8-K.

                  None.

                                  SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                           TRANSTEL PASS THROUGH TRUST,
                           as Registrant

                           By:  Wilmington Trust Company,
                                not in its individual capacity but solely
                                as Pass Through Trustee


Date: March 29, 2000       By: /s/  Anita E. Dallago
                               ---------------------------------------------
                               Name:  Anita E. Dallago
                               Title:  Administrative Account Manager

                               EXHIBIT INDEX

               The following Exhibits are filed or incorporated by reference herewith:

Exhibit 4.1 Indenture, dated as of October 28, 1997, between Transtel S.A. and HSBC Bank USA (formerly known as Marine Midland Bank), as Indenture Trustee, as amended by First Amendment and Waiver to Indenture, dated as of July 13, 1998 (incorporated by reference to Exhibit 4.1 of Transtel S.A. and the Trust's Form F-4 registration statement, as amended by Post-effective Amendment No. 1 to F-4 filed on June 24, 1999).

Exhibit 10.1 Trust Agreement of Transtel Pass Through Trust dated as of October 28, 1997, among the Trust, Transtel S.A., as depositor, and Wilmington Trust Company (incorporated by reference to Exhibit 4.4 of Transtel S.A. and the Trust's Form F-4 registration statement, as amended by Post-effective Amendment No. 1 to F-4 filed on June 24, 1999).

Exhibit 10.2 Amended and Restated Pass Through Trust Agreement, dated as of October 28, 1997, among the Trust, Transtel S.A., as depositor, Wilmington Trust Company, as pass through trustee, and HSBC Bank USA (formerly known as Marine Midland Bank), as registrar and paying agent, as amended by First Amendment to Amended and Restated Pass Through Trust Agreement, dated November 24, 1998 (incorporated by reference to Exhibit 4.5 of Transtel S.A. and the Trust's Form F-4 registration statement, as amended by Post-effective Amendment No. 1 to F-4 filed on June 24, 1999).

Exhibit 27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.