Form 10-Q
period 1999-09-30
TRANSTEL PASS THROUGH TRUST
filed 2000-03-30
CIK 1098902

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the Quarterly Period Ended September 30, 1999

                                       or

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
Yes  X   No
    ----    ----


                   The Index of Exhibits appears on page I-1.

================================================================================

                           TRANSTEL PASS THROUGH TRUST

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION
Item 1.       Financial Statements (Unaudited):

              Statements of Assets and Undivided Interests as of December 31, 1998
              and September 30, 1999...................................................................3

              Statements of Distributable Income and Changes in Undivided Interests
              for the three and nine months ended September 30, 1998 and September
              30, 1999.................................................................................4

              Statements of Cash Flow for the nine months ended September 30, 1998 and September 30, 1999...................................................................5

              Notes to Financial Statements............................................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations............................................................................8

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings........................................................................9

Item 2.       Changes in Securities and Use of Proceeds................................................9

Item 3.       Defaults Upon Senior Securities..........................................................9

Item 4.       Submission of Matters to a Vote of Security Holders......................................9

Item 5.       Other Information........................................................................9

Item 6.       Exhibits and Reports on Form 8-K.........................................................9

Signatures    ........................................................................................10

Exhibit Index........................................................................................I-1

Item 1.

                          TRANSTEL PASS THROUGH TRUST
                 STATEMENTS OF ASSETS AND UNDIVIDED INTERESTS
                            (Thousands of Dollars)



                                                               December 31, 1998     September 30, 1999
                                                               -----------------     ------------------

                              ASSETS
    Receivable - Senior Notes due 2007
      from Transtel S.A.....................................          $ 150,000           $ 150,000
    Accrued interest income.................................              3,658               8,231
                                                                     ----------          ----------
    Total assets............................................          $ 153,658           $ 158,231
                                                                      =========           =========

    UNDIVIDED INTERESTS OF CERTIFICATEHOLDERS...............          $ 153,658           $ 158,231
                                                                      =========           =========



        The accompanying notes are an integral part of the financial statements.

                          TRANSTEL PASS THROUGH TRUST
                    STATEMENTS OF DISTRIBUTABLE INCOME AND
                        CHANGES IN UNDIVIDED INTERESTS
                            (Thousands of Dollars)


                                                         For the Three                          For the Nine
                                                          Months Ended                          Months Ended
                                                         September 30,                          September 30,
                                                   ---------------------------           --------------------------
                                                     1998              1999                 1998            1999
                                                     ----              ----                 ----            ----
Distributable income - interest income .......      $ 4,954          $ 4,731              $ 14,431        $ 15,177
Undivided interests of Certificateholders:
  Beginning of period ........................      153,200           153,500              153,281         153,658
  Income distributed to Certificateholders..              -                 -               (9,558)        (10,604)
                                                   --------          --------             --------        --------
End of period.................................     $158,154          $158,231             $158,154        $158,231
                                                   ========          ========             ========        ========

        The accompanying notes are an integral part of the financial statements.

                          TRANSTEL PASS THROUGH TRUST
                            STATEMENTS OF CASH FLOW
                            (Thousands of Dollars)




                                                                              For the Nine
                                                                              Months Ended
                                                                             September 30,
                                                                 ---------------------------------------
                                                                       1998                1999
                                                                       ----                ----
Cash flows from operating activities:
Distributable income........................................      $   14,431          $   15,177
Adjustments to reconcile distributable income
  to net cash provided by operations:
     Accrued interest income................................          (4,973)             (4,573)
                                                                  ----------          ----------
  Net cash provided by financing activities.................           9,558              10,604
                                                                  ----------          ----------
Cash flows from operating activities:
     Income distributed to Certificateholders...............          (9,558)            (10,604)
                                                                  ----------          ----------
                                                                  $   (9,558)         $  (10,604)
                                                                  ----------          ----------
Cash flows used by investing activities:
     Net change in cash.....................................               -                   -
     Cash at beginning of period............................               -                   -
     Cash at end of period..................................      $        -          $        -
                                                                  ----------          ----------
                                                                  ----------          ----------

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


      Note 3 - 12 1/2% Senior Notes due 2007

      The Senior Notes bear interest at a rate of 12 1/2% per annum payable semiannually in cash on May 1 and November 1 of each year commencing May 1, 1998. Interest distributions received on each May 1 and November 1 will be paid to the persons who are the registered Certificateholders on the April 15 and October 15, as the case may be, immediately preceding such interest payment date. Certain additional interest clauses may increase the interest rate by a maximum of 2% for certain periods of time. The interest rates in effect at September 30, 1998 and September 30, 1999 were 13 1/2% and 12 1/2%, respectively. Each Certificateholder will be entitled to receive a pro rata share of any payments received by, or on behalf of, the pass through trustee or on behalf of the Trust in respect of the Senior Notes.

      The Senior Notes are redeemable, in whole or in part, at the option of Transtel S.A., on or after November 1, 2002, at the following redemption prices plus accrued and unpaid interest to the date of redemption:


                    12-month period                    Redemption
                  commencing November 1                   Price
                  ---------------------                 --------
                   2002..........................       106.250%
                   2003..........................       104.688
                   2004..........................       103.125
                   2005..........................       101.565
                   2006 and thereafter...........       100.000

      In addition, in the event of the sale by Transtel S.A. of at least $25 million of its capital stock in one or more public equity offerings or to one or more strategic equity investors, as defined, on or prior to November 1, 2000, Transtel S.A. may, at its option, use the net cash proceeds of such sale or sales to redeem up to 35% of the Senior Notes at a redemption price of 112 1/2% of the principal amount thereof plus accrued and unpaid interest to the date of redemption. Upon a change of control, Transtel S.A. will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, to the date of repurchase.


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

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The following is a discussion of the financial condition and results of operations of Transtel Pass Through Trust (the "Trust") as of September 30, 1998 and September 30, 1999. The discussion should be read in conjunction with the Interim Financial Statements of the Trust and the notes included. The following discussion gives all amounts in thousands of U.S. Dollars.

General

     The Trust is a statutory business trust, created under Delaware law pursuant to a trust agreement and the filing of a certificate of trust with the Delaware Secretary of State on October 20, 1997. The Trust, a special purpose business trust, issued $150 million aggregate principal amount of 12 1/2% Pass Through Trust Certificates due 2007 (the "Certificates"). Each Certificate represents a pro rata interest in all of the assets of the Trust, including the 12 1/2% Senior Notes due 2007 (the "Senior Notes") issued by Transtel S.A., a Colombian corporation, and all payments of principal, interest, redemption premium, if any, and additional amounts, if any, made in respect of the Senior Notes. The Senior Notes were issued under an indenture dated October 28, 1997 between Transtel S.A. and HSBC Bank USA (formerly know as Marine Midland Bank), as indenture trustee, as amended by First Amendment and Waiver to Indenture, dated as of July 13, 1998.

     The Trust is governed by the Amended and Restated Pass Through Trust Agreement, dated October 28, 1997, among the Trust, Wilmington Trust Company, as pass through trustee, including any successor pass through trustee and the holders of the Certificates (the "Certificateholders"), as amended by First Amendment to Amended and Restated Pass Through Trust Agreement, dated November 24, 1998. HSBC Bank USA is the paying agent and certificate registrar. The Trust exists for the exclusive purposes of (i) issuing and selling the Certificates,
(ii) using the proceeds from the sale of the Certificates to acquire the Senior Notes and (iii) engaging in only those other activities necessary or incidental thereto such as registering the transfer of the Certificates, soliciting directions from the Certificateholders and taking such actions as the Certificateholders owning a majority of the principal amount of the Certificates direct. The Senior Notes and related accrued interest are the sole assets of the Trust, and payments received in respect of the Senior Notes are the sole source of revenue of the Trust.

Nine months ended September 30, 1998 and September 30, 1999

     As of September 30, 1999 the assets of the Trust consist of $150,000,000 aggregate principal amount of Senior Notes and $8,231,000 related interest accrued since May 1, 1999 related to the Senior Notes. Distributable income in all periods consists solely of interest earned on the Senior Notes. Although the stated interest rate on the Senior Notes is 12 1/2%, additional interest, up to a total of 14 1/2%, was due until Transtel S.A. completed a registered exchange offer relating to the Senior Notes. The interest rates in effect at September 30, 1998 and 1999 were 14% and 12 1/2%, respectively. Transtel S.A.'s exchange offer was completed on July 8, 1999 and the interest rate on the Senior Notes reverted to 12 1/2% on that date.

     All payments to the Certificateholders are dependent upon the payments of Transtel S.A. on the Senior Notes. For information with respect to Transtel S.A., its business and financial results, see the publicly available reports filed by Transtel S.A. with the Securities and Exchange Commission.

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


                              TRANSTEL PASS THROUGH TRUST,
                              as Registrant

                              By: Wilmington Trust Company,
                                  not in its individual capacity but solely
                                  as Pass Through Trustee


Date: March 29, 2000          By: /s/ Anita E. Dallago
                                  ----------------------------------------------
                                  Name: Anita E. Dallago
                                  Title: Administrative Account Manager

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