Form 10-K405
period 1999-12-31
TRANSTEL PASS THROUGH TRUST
filed 2000-04-14
CIK 1098902

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ____________________
                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
               SECTIONS 13 OR 15(d) OF THE SECURITIES ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____________ to _____________

                       Commission file number:  333-49871

                          TRANSTEL PASS THROUGH TRUST
             (Exact name of Registrant as specified in its charter)


          Delaware                                      52-6875613
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                 No.)


                              c/o Wilmington Trust
                              Rodney Square North
                            1100 North Market Street
                           Wilmington, DE 19890-0001
                    (Address of principal executive office)

                                 (302) 651-1000
              (Registrant's telephone number, including area code)

  Securities registered pursuant to Section 12(b) of the Act:  Not applicable.

  Securities registered pursuant to section 12(g) of the Act: Not applicable.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant: Not applicable.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [_]  No [_].  Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1999: Not applicable.

                      DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

                          TRANSTEL PASS THROUGH TRUST


                                          INDEX

                                         PART I

  Item 1.    Business...................................................................................  1
  Item 2.    Properties.................................................................................  1
  Item 3.    Legal Proceedings..........................................................................  1
  Item 4.    Submission of Matters to a Vote of Security Holders........................................  1

                                        PART II

  Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters.................  2
  Item 6.     Selected Financial Data...................................................................  2
  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....  2
  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk................................  4
  Item 8.     Financial Statements and Supplementary Data...............................................  4
  Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...... 11

                                        PART III

  Item 10.    Directors and Executive Officers of the Registrant........................................ 12
  Item 11.    Executive Compensation.................................................................... 12
  Item 12.    Security Ownership of Certain Beneficial Owners and Management............................ 12
  Item 13.    Certain Relationships and Related Transactions............................................ 12

                                        PART IV

  Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................... 13

              Signatures

                                    PART I

         This Annual Report on Form 10-K (the "Form 10-K") is filed with respect to the trust entitled Transtel Pass Through Trust (the "Trust").

Item 1.           Business

         The Trust is a statutory business trust created under Delaware law pursuant to a trust agreement and the filing of a certificate of trust with the Delaware Secretary of State on October 20, 1997. The Trust is governed by the Amended and Restated Pass Through Trust Agreement, dated October 28, 1997, among Transtel S.A., a Colombian corporation ("Transtel"), as depositor, Wilmington Trust Company, as pass through trustee, including any successor pass through trustee (the "Pass Through Trustee"), HSBC Bank USA (formerly known as Marine Midland Bank), as registrar and paying agent, and the holders of the certificates (the "Certificateholders"), as amended by First Amendment to Amended and Restated Pass Through Trust Agreement, dated November 24, 1998 (the "Trust Agreement").

         On October 28, 1997, the Trust sold $150 million of certificates representing pro rata interests in the assets of the Trust (the "Certificates"). Concurrently, the Trust used the proceeds from the sale of the Certificates to purchase $150 million of 12 1/2% Senior Notes due 2007 issued by Transtel (the "Senior Notes"). Pursuant to the Certificate Guarantee, dated as of October 28, 1997, Transtel fully, irrevocably and unconditionally guaranteed all of the Trust's obligations under the Certificates.

         The Trust exists for the exclusive purposes of (i) issuing and selling the Certificates, (ii) using the proceeds from the sale of the Certificates to acquire the Senior Notes, (iii) registering the exchange certificates under the Securities Act of 1933, as amended (the "Securities Act") which are identical to the Certificates except that they are registered under the Securities Act (the "Exchange Certificates"), (iv) exchanging the Certificates for the Exchange Certificates (the "Exchange Offer"), and (v) engaging in only those other activities necessary or incidental thereto such as registering the transfer of the Certificates, soliciting directions from the Certificateholders and taking such actions as the Certificateholders owning a majority of the principal amount of the Certificates direct. All action by the Trust is conducted by the Pass Through Trustee. The Senior Notes and related accrued interest are the sole assets of the Trust and payments received in respect of the Senior Notes are the sole source of revenue of the Trust.

         On July 8, 1999, the Trust completed the Exchange Offer by issuing the Exchange Certificates in exchange for the Certificates. Pursuant to the Exchange Certificate Guarantee, dated as of July 8, 1999, Transtel fully, irrevocably and unconditionally guaranteed all of the Trust's obligations under the Exchange Certificates.

Item 2.        Properties

         Not applicable.

Item 3.        Legal Proceedings

         There are no material pending legal proceedings relating to the Trust to which the Trust, the Pass Through Trustee or Transtel are a party.

Item 4.        Submission of Matters to a Vote of Security Holders

         No matters have been submitted to a vote of the Certificateholders.

                                    PART II


Item 5.      Market for the Registrant's Common Equity and Related Stockholder
             Matters

         Not applicable.

Item 6.      Selected Financial Data

         The following selected financial data has been derived from the audited financial statements for the Trust as of and for the period October 27, 1997 through December 31, 1997 and as of and for the years ended December 31, 1998 and December 31, 1999, included elsewhere in this 10-K. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Trust's Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                                        For the Period
                                                                          October 20,
                                                                             1997
                                                                          (Inception)
                                                                            Through
                                                                         December 31,       As of and for the year ended
                                                                             1997                   December 31,
                                                                       -------------------------------------------------
                                                                             1997                1998               1999
                                                                             ----                ----               ----
                                                                                        (Thousands of Dollars)
Statement of Distributable Income:
         Distributable income--interest income..........................  $       3,281    $        19,781    $      20,005
Statement of Assets and Undivided Interests:
         Total assets...................................................  $     153,281    $       153,658    $     153,125
         Undivided interest of Certificateholders.......................  $     153,281    $       153,658    $     153,125

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the financial condition and results of operations of the Trust should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

Overview

         The Trust is a statutory business trust created under Delaware law pursuant to a trust agreement and the filing of a certificate of trust with the Delaware Secretary of State on October 20, 1997. The Trust is governed by the Amended and Restated Pass Through Trust Agreement, dated October 28, 1997, among Transtel S.A., a Colombian corporation ("Transtel"), as depositor, Wilmington Trust Company, as pass through trustee, including any successor pass through trustee (the "Pass Through Trustee"), HSBC Bank USA (formerly known as Marine Midland Bank), as registrar and paying agent, and the holders of the certificates (the "Certificateholders"), as amended by First Amendment to Amended and Restated Pass Through Trust Agreement, dated November 24, 1998 (the "Trust Agreement").

         On October 28, 1997, the Trust sold $150 million of certificates representing pro rata interests in the assets of the Trust (the "Certificates"). Concurrently, the Trust used the proceeds from the sale of the Certificates to purchase $150 million of 12 1/2% Senior Notes due 2007 issued by Transtel (the "Senior Notes"). Pursuant to the Certificate Guarantee, dated as of October 28, 1997, Transtel fully, irrevocably and unconditionally guaranteed all of the Trust's obligations under the Certificates.

         The Trust exists for the exclusive purposes of (i) issuing and selling the Certificates, (ii) using the proceeds from the sale of the Certificates to acquire the Senior Notes, (iii) registering the exchange certificates under the Securities Act of 1933, as amended (the "Securities Act") which are identical to the

Certificates except that they are registered under the Securities Act (the "Exchange Certificates"), (iv) exchanging the Certificates for the Exchange Certificates (the "Exchange Offer"), and (v) engaging in only those other activities necessary or incidental thereto such as registering the transfer of the Certificates, soliciting directions from the Certificateholders and taking such actions as the Certificateholders owning a majority of the principal amount of the Certificates direct. All action by the Trust is conducted by the Pass Through Trustee. The Senior Notes and related accrued interest are the sole assets of the Trust and payments received in respect of the Senior Notes are the sole source of revenue of the Trust.

         On July 8, 1999, the Trust completed the Exchange Offer by issuing the Exchange Certificates in exchange for the Certificates. Pursuant to the Exchange Certificate Guarantee, dated as of July 8, 1999, Transtel fully, irrevocably and unconditionally guaranteed all of the Trust's obligations under the Exchange Certificates.

12 1/2% Senior Notes due 2007

         The Senior Notes bear interest at a rate of 12 1/2% per annum payable semiannually in cash on May 1 and November 1 of each year, commencing May 1, 1998. Interest distributions received on each May 1 and November 1 will be paid to the persons who are the registered Certificateholders on the April 15 and October 15, as the case may be, immediately preceding such interest payment date. Each Certificateholder will be entitled to receive a pro rata share of any payments received by, or on behalf of, the Pass Through Trustee on behalf of the Trust in respect of the Senior Notes. Certain additional interest clauses may increase the interest rate by a maximum of 2% for certain periods of time. The interest rates in effect at December 31, 1997, December 31, 1998 and December 31, 1999 were 12 1/2%, 13 1/2% and 12 1/2%, respectively. The maximum additional interest rate is 2%. The additional interest increased to such maximum on February 21, 1999, and thus the interest rate became 14 1/2% on that date. On July 8, 1999, Transtel and the Trust completed their Exchange Offer and the interest rate decreased to 12 1/2% on that date. Each Certificateholder will be entitled to receive a pro rata share of any payments received by, or on behalf of, the trustee or on behalf of the Trust in respect of the Senior Notes. The following table sets forth the interest rates in effect for the Senior Notes, and thus the Certificates, for the periods specified below:

                                               Period                                    Interest Rate
                                               ------                                    -------------
                         October 28, 1997 - March 27, 1998 .......................      12 1/2%
                         March 28, 1998 - April 10, 1998 .........................      13%
                         April 11, 1998 - May 26, 1998 ...........................      12 1/2%
                         May 27, 1998 - August 24, 1998 ..........................      13%
                         August 25, 1998 - November 22, 1998 .....................      13 1/2%
                         November 23, 1998 - February 20, 1999 ...................      14%
                         February 21, 1999 - July 7, 1999 ........................      14 1/2%
                         July 8, 1999 - December 31, 1999 ........................      12 1/2%

         The distributable income earned for the period October 20, 1997 through December 31, 1997 is interest accrued at 12 1/2% on the $150 million Senior Notes receivable for that period. The distributable income for the year ended December 31, 1998 and December 31, 1999 is interest earned at 12 1/2% to 13 1/2% and interest earned at 12 1/2% to 14 1/2%, respectively, during such period on the Senior Notes. Transtel made the required cash payments to the Trust for interest of approximately $9.6 million, $9.8 million, $10.6 million and $9.9 million on May 1, 1998, November 1, 1998, May 1, 1999 and November 1, 1999, respectively, and the Trust made the same payments to the Certificateholders on those dates.

         All payments to the Certificateholders are dependent upon payments of Transtel on the Senior Notes.

Years ended December 31, 1997, December 31, 1998 and December 31, 1999

         As of December 31, 1999 the assets of the Trust consisted of $150,000,000 aggregate principal amount of Senior Notes and $3,125,000 related interest accrued since November 1, 1999 related to the Senior

Notes. As of December 31, 1998 the assets of the Trust consisted of $150,000,000 aggregate principal amount of Senior Notes and $3,658,000 related interest accrued since November 1, 1998 related to the Senior Notes. As of December 31, 1997 the assets of the Trust consisted of $150,000,000 aggregate principal amount of Senior Notes and $3,281,000 related interest accrued since November 1, 1997 related to the Senior Notes. Distributable income in all periods consist solely of interest earned on the Senior Notes. Although the stated interest rate on the Senior Notes is 12 1/2%, additional interest, up to a total of 14 1/2%, was due until Transtel completed a registered exchange offer relating to the Senior Notes. The interest rates in effect at December 31, 1997, 1998 and 1999 were 12 1/2%, 14 1/2% and 12 1/2%, respectively. Transtel's exchange offer was completed on July 8, 1999 and the interest rate on the Senior Notes reverted to 12 1/2% on that date.

         Transtel paid the interest payments on the Senior Notes through November 1, 1999 out of an escrow account which was funded with approximately $35.3 million of the net proceeds realized from the sale of the Senior Notes and which was created to fund the first four interest payments. All interest payments on the Senior Notes to be made by Transtel after November 1, 1999 will not be made from the escrow account. All payments to the Certificateholders are dependent upon the payments of Transtel on the Senior Notes. For information with respect to Transtel, its business and financial results, see the publicly available reports filed by Transtel with the Securities and Exchange Commission.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

Item 8.    Financial Statements and Supplementary Data

Financial Statements                                                                                            Page
         Independent Auditors' Report...............................................................              5

         Statements of Assets and Undivided Interests...............................................              6

         Statements of Distributable Income and Changes in Undivided Interests......................              7

         Statements of Cash Flow....................................................................              8

         Notes to Financial Statements..............................................................              9

                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
TRANSTEL PASS TROUGH TRUST
Wilmington, Delaware

We have audited the accompanying statements of assets and undivided interests of Transtel Pass Trough Trust as of December 31, 1999, 1998 and 1997, and the related statements of distributable income and changes in undivided interests, and cash flows for the period from October 20, 1997 (inception) through December 31, 1997 and for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999, 1998 and 1997, and the results of its distributable income and changes in undivided interests and its cash flows for the period from October 20, 1997 (inception) through December 31, 1997 and for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles in the United States of America.

/s/ DELOITTE & TOUCHE
DELOITTE & TOUCHE
Cali, Colombia
March 31, 2000

                          TRANSTEL PASS THROUGH TRUST
                 STATEMENTS OF ASSETS AND UNDIVIDED INTERESTS
                            (Thousands of Dollars)

                                                                                        December 31,
                                                                     -------------------------------------------------
                                                                          1997              1998              1999
                                                                          ----              ----              ----
                              ASSETS
    Receivables - Senior Notes due 2007
                                                                    $      150,000    $      150,000    $      150,000
          from Transtel S.A..................................

    Accrued interest income..................................                3,281             3,658             3,125
                                                                    --------------    --------------    --------------
    Total assets.............................................       $      153,281    $      153,658    $      153,125
                                                                    ==============    ==============    ==============

    UNDIVIDED INTERESTS OF CERTIFICATEHOLDERS................       $      153,281    $      153,658    $      153,125
                                                                    ==============    ==============    ==============


   The accompanying notes are an integral part of the financial statements.

                          TRANSTEL PASS THROUGH TRUST
                    STATEMENTS OF DISTRIBUTABLE INCOME AND
                        CHANGES IN UNDIVIDED INTERESTS
                            (Thousands of Dollars)

                                                                       For the Period
                                                                      October 20, 1997
                                                                    (Inception) Through         For the Year Ended
                                                                     December 31, 1997             December 31,
                                                                    ------------------   -------------------------------
                                                                                               1998             1999
                                                                                               ----             ----
Distributable income - interest income .......................      $           3,281    $        19,781    $     20,005
Undivided interests of Certificateholders:
    Beginning of period.......................................                      -            153,281         153,658
    Income distributed to Certificateholders..................      $         150,000            (19,404)        (20,538)
                                                                    -----------------    ---------------    ------------
    End of period.............................................      $         153,281    $       153,658    $    153,125
                                                                    =================    ===============    ============

   The accompanying notes are an integral part of the financial statements.

                           TRANSTEL PASS THROUGH TRUST
                             STATEMENTS OF CASH FLOW
                             (Thousands of Dollars)

                                                                    For the Period
                                                                   October 20, 1997
                                                                 (Inception) Through           For the Year Ended
                                                                  December 31, 1997               December 31
                                                                ----------------------    -----------------------------
                                                                                            1998               1999
                                                                                            ----               ----
    Cash flows from operating activities:
    Distributable income...................................         $       3,281       $       9,781        $  20,005
    Adjustments to reconcile distributable income
          to net cash provided by operations:
         Accrued interest income...........................                (3,281)               (377)             533
                                                                 ----------------       -------------       ----------
    Net cash provided by financing activities..............                     -              19,404           20,538
                                                                 ----------------       -------------       ----------
    Cash flows from operating activities:
         Proceeds from sale of Certificates................               150,000                   -                -
                                                                 ----------------       -------------       ----------
         Income distributed to Certificateholders..........                     -             (19,404)         (20,538)
                                                                 ----------------       -------------       ----------
                                                                    $     150,000       $     (19,404)       $ (20,538)
                                                                 ----------------       -------------       ----------
    Cash flows used by investing activities:
         Purchase of Senior Notes from
              Transtel S.A.................................              (150,000)                  -                -
         Net change in cash................................                     -                   -                -
         Cash at beginning of period.......................                     -                   -                -
         Cash at end of period.............................         $           -       $           -        $       -
                                                                 ================       =============        ==========

       The accompanying notes are an integral part of the financial statements.

                           TRANSTEL PASS THROUGH TRUST
                          NOTES TO FINANCIAL STATEMENTS

     Note 1 - Nature of Operations

          Transtel Pass Through Trust (the "Trust") is a statutory business trust, created under Delaware law pursuant to a trust agreement and the filing of a certificate of trust with the Delaware Secretary of State on October 20, 1997. The Trust is governed by the Amended and Restated Trust Agreement, dated October 28, 1997, among Transtel, S.A., Wilmington Trust Company, as pass through trustee, and the holders of the certificates (the "Certificateholders"). The Trust exists for the exclusive purposes of (i) issuing and selling the Certificates, (ii) using the proceeds from the sale of the Certificates to acquire the Senior Notes, (iii) registering the exchange certificates under the Securities Act of 1933, as amended (the "Securities Act") which are identical to the Certificates except that they are registered under the Securities Act (the "Exchange Certificates"), (iv) exchanging the Certificates for the Exchange Certificates, and (v) engaging in only those other activities necessary or incidental thereto such as registering the transfer of the Certificates, soliciting directions from the Certificateholders and taking such actions as the Certificateholders owning a majority of the principal amount of the Certificates direct. Accordingly, the Senior Notes and related accrued interest will be the sole assets of the Trust and payments received in respect of the Senior Notes will be the sole source of revenue of the Trust.

          On October 28, 1997, the Trust sold $150 million of certificates representing pro rata interests in the assets of the Trust (the "Certificates"). Concurrently, the Trust used the proceeds of the sale to purchase $150 million of 12 1/2% Senior Notes due 2007 (the "Senior Notes") issued by Transtel S.A. ("Transtel"). Pursuant to the Certificate Guarantee, dated as of October 28, 1997, Transtel fully, irrevocably and unconditionally guaranteed all of the Trust's obligations under the Certificates.

          On July 8, 1999, the Trust completed the Exchange Offer by issuing the Exchange Certificates in exchange for the Certificates. Pursuant to the Exchange Certificate Guarantee, dated as of July 8, 1999, Transtel fully, irrevocably and unconditionally guaranteed all of the Trust's obligations under the Exchange Certificates.

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

     Note 3 - 12 1/2% Senior Notes due 2007

          The Senior Notes bear interest at a rate of 12 1/2% per annum payable semi-annually in cash on May 1 and November 1 of each year commencing May 1, 1998. Interest distributions received on each May 1 and November 1 will be paid to the persons who are the registered Certificateholders on the April 15 and October 15, as the case may be, immediately preceding such interest payment date. Certain additional interest clauses may increase the interest rate by a maximum of 2% for certain periods of time. The interest rates in effect at December 31, 1998 and December 31, 1999 were 13 1/2% and 12 1/2%, respectively. Each Certificateholder will be entitled to receive a pro rata share of any payments received by, or on behalf of, the pass through trustee or on behalf of the Trust in respect of the Senior Notes.

          The Senior Notes are redeemable, in whole or in part, at the option of Transtel S.A., on or after November 1, 2002, at the following redemption prices plus accrued and unpaid interest to the date of redemption:

             12-month period                             Redemption
             commencing November 1                          Price
            ---------------------                        -----------
            2002........................................    106.250%
            2003........................................    104.688
            2004........................................    103.125
            2005........................................    101.565
            2006 and thereafter.........................    100.000

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     As previously disclosed in the Trust's Form 8-K, dated February 2,
2000, the Trust dismissed Price Waterhouse, as its independent accountants, effective on January 28, 2000. The dismissal of Price Waterhouse was approved by the Pass Through Trustee. The reports of Price Waterhouse on the Trust's financial statements as of December 31, 1998 and December 31, 1997 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Trust's two most recent fiscal years and through the subsequent interim period ended September 30, 1999, there have been no disagreements with Price Waterhouse on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse would have caused them to make reference thereto in their report. During the two most recent fiscal years and through September 30, 1999, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

     The Trust engaged Deloitte & Touche LLP as its new independent accountants, effective on January 28, 2000. During the two most recent fiscal years and through September 30, 1999, the Trust has not consulted with Deloitte & Touche LLP on items which (1) were or should have been subject to Statement of Auditing Standard No. 50 or (2) concerned the subject matter of a disagreement or reportable event with the former accountants (as described in Regulation S-K
Item 304(a)(2)).


     The Trust's Form 8-K, dated February 2, 2000, is incorporated herein by reference.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The Trust has no directors or executive officers. The Trust is managed by the Pass Through Trustee.

Item 11.  Executive Compensation

     The Pass Through Trustee receives $2,500 from Transtel S.A. in annual compensation. The Pass Through Trustee is also reimbursed for all reasonable out-of-pocket expenses, disbursements and advances incurred or made by the Pass Through Trustee in accordance with the Trust Agreement (including the reasonable compensation and the expenses and disbursements of its agents and counsel).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The Pass Through Trustee does not beneficially own any Certificates. The following table sets forth as of March 29, 2000, the amount of the Certificates beneficially owned by all persons who beneficially own more than five percent of the Certificates.

                                                        Amount of
                                                      Certificates       Percent
                 Name of Beneficial Owner                 Owned           Owned
---------------------------------------------------  -------------       -------

Bankers Trust Company
     c/o BT Services Tennessee Inc.
     648 Grassmbre Park Drive
     Nashville, TN  37211............................  $35,175,000          24%
Boston Safe Deposit and Trust Company
     c/o Mellon Bank N.A.
     Three Mellon Bank Center, Room 153-3015
     Pittsburgh, PA  15259...........................  $ 8,605,000        5.78%
Chase Bank of Texas, N.A.
     P.O. Box 2558
     Houston, TX  77252-8009.........................  $19,865,000       13.35%
Chase Manhattan Bank
     4 New York Plaza
     New York, NY  10004.............................  $56,813,000       38.18%
Citibank, N.A.
     P.O. Box 30576
     Tampa, FL  33630-3576...........................  $10,060,000        6.76%
State Street Bank and Trust Company
     1776 Heritage Dr.
     Global Corporate Action Unit JAB SNW No.
     Quincy, MA  02171...............................  $ 8,250,000        5.54%


Item 13.  Certain Relationships and Related Transactions

         Not applicable.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Documents filed as part of this report:

          (1)  Financial Statements. The following financial statements of
               --------------------
                the Trust are included in Part II, Item 8, of this Annual Report on Form 10-K:

                    .   Statement of Assets and Undivided Interests;

                    . Statements of Distributable Income and Changes in Undivided Interests; and

                    .   Statements of Cash Flow.

          (2)  Consolidated Financial Statement Schedules: Not applicable.
               ------------------------------------------


          (3)  Exhibits:  The following Exhibits are filed or incorporated by
               --------
               reference herewith:


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

               Exhibit 10.1 Trust Agreement of Transtel Pass Through Trust dated as of October 28, 1997, among the Transtel S.A., as depositor, and Wilmington Trust Company, as pass through trustee (incorporated by reference to Exhibit 4.4 of Transtel S.A. and the Trust's Form F-4 registration statement, as amended by Post-effective Amendment No. 1 to F-4 filed on June 24, 1999).

               Exhibit 10.2 Amended and Restated Pass Through Trust Agreement, dated as of October 28, 1997, among Transtel S.A., as depositor, Wilmington Trust Company, as pass through trustee, and HSBC Bank USA (formerly known as Marine Midland Bank), as registrar and paying agent, as amended by First Amendment to Amended and Restated Pass Through Trust Agreement, dated November 24, 1998 (incorporated by reference to
                             Exhibit 4.5 of Transtel S.A. and the Trust's Form F-4 registration statement, as amended by Post-effective Amendment No. 1 to F-4 filed on June 24,
                             1999).

               Exhibit 10.3 Form of Exchange Certificate Guarantee, by Transtel S.A. in favor of HSBC Bank USA (formerly known as Marine Midland Bank) and the Exchange Certificateholders (incorporated by reference to
                             Exhibit 4.7 of Transtel S.A. and the Trust's Form F-4 registration statement, as amended by Post-effective Amendment No. 1 to F-4 filed on June 24,
                             1999).

               Exhibit 27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

          (b)  Reports on Form 8-K:

                  Transtel Pass Through Trust filed a Form 8-K with the Securities and Exchange Commission dated February 2, 2000 regarding Item 4. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                                   Signatures

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRANSTEL PASS THROUGH TRUST,
                                          as Registrant

                                          By:    Wilmington Trust Company,
                                                 not in its individual
                                                 capacity but solely
                                                 as Pass Through Trustee



Date:    April 14, 2000                   By:        /s/ Mary St. Amand
                                               ---------------------------
                                               Name:  Mary St. Amand
                                               Title: Assistant Vice President